Form 10-Q
period 2021-09-30
Glenfarne Merger Corp.
filed 2021-11-15
CIK 1818880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of common stock, $0.0001 par value, and one-third of one redeemable warrant	GGMCU	The Nasdaq Stock Market
Common stock included as part of the units	GGMC	The Nasdaq Stock Market
Redeemable warrants included as part of the units	GGMCW	The Nasdaq Stock Market

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

As of November 15, 2021, 28,109,347 shares of Class A common stock, par value $0.0001 per share, and 6,813,566 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

GLENFARNE MERGER CORP.
Form 10-Q
For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GLENFARNE MERGER CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$915,247	$7,000
Prepaid expenses	1,110,502	-
Total current assets	2,025,749	7,000
Investments held in Trust Account	272,568,451	-
Deferred offering costs	-	282,610
Total Assets	$274,594,200	$289,610

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$146,146	$21,437
Accrued expenses	70,800	250,000
Franchise tax payable	151,831	1,993
Total current liabilities	368,777	273,430
Deferred underwriting commissions in connection with the initial public offering	9,538,992	-
Derivative warrant liabilities	6,343,050	-
Total liabilities	16,250,819	273,430

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 27,254,262 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	272,542,620	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 855,085 and -0- shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	86	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,813,566 and 7,187,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	682	719
Additional paid-in capital	-	24,281
Accumulated deficit	(14,200,007)	(8,820)
Total stockholders’ equity (deficit)	(14,199,239)	16,180
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$274,594,200	$289,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	The Period from June 16, 2020 (Inception) through September 30, 2020
	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses	$229,544	$663,960	$1,827
General and administrative expenses - related party	30,000	70,000	-
Franchise tax expenses	49,862	149,837	1,095
Loss from operations	(309,406)	(883,797)	(2,923)
Other income (expense)
Change in fair value of derivative warrant liabilities	4,986,610	7,577,760	-
Offering costs associated with derivative warrant liabilities	-	(767,820)	-
Income from investments held in Trust Account	29,586	25,831	-
Income before income taxes	4,706,790	5,951,974	(2,923)
Net income (loss)	$4,706,790	$5,951,974	$(2,923)

Weighted average shares outstanding of Class A common stock	28,109,347	19,533,381	-
Basic and diluted net income per share, Class A common stock	$0.13	$0.23	$-
Weighted average shares outstanding of Class B common stock	6,813,566	6,588,552	6,250,000
Basic and diluted net income per share, Class B common stock	$0.13	$0.23	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (Unaudited)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(8,820)	$16,180
Sale of Private Placement Units, less fair value of derivative warrant liabilities	810,000	81	-	-	7,673,319	-	7,673,400
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(7,697,600)	(18,332,451)	(26,030,051)
Net loss	-	-	-	-	-	(439,123)	(439,123)
Balance - March 31, 2021 (unaudited)	810,000	81	7,187,500	719	-	(18,780,394)	(18,779,594)
Sale of Private Placement Units, less fair value of derivative warrant liabilities (over-allotment)	45,085	5	-	-	387,725	-	387,730
Forfeiture of Class B common stock	-	-	(373,934)	(37)	37	-	-
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(387,762)	(1,810,710)	(2,198,472)
Net income	-	-	-	-	-	1,684,307	1,684,307
Balance - June 30, 2021 (unaudited)	855,085	86	6,813,566	682	-	(18,906,797)	(18,906,029)
Net income	-	-	-	-	-	4,706,790	4,706,790
Balance - September 30, 2021 (unaudited)	855,085	$86	6,813,566	$682	$-	$(14,200,007)	$(14,199,239)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 16, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	7,187,500	719	24,281	-	25,000
Net loss	-	-	-	-	-	(2,923)	(8,820)
Balance - September 30, 2020	-	$-	7,187,500	$719	$24,281	$(2,923)	$16,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (Unaudited)

	For the Nine Months Ended September 30, 2021	The Period from June 16, 2020 (Inception) through September 30, 2020

Cash Flows from Operating Activities:
Net income (loss)	$5,951,974	$(2,923)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of derivative warrant liabilities	(7,577,760)	-
Offering costs associated with derivative warrant liabilities	767,820	-
Income from investments held in Trust Account	(25,831)	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,110,502)	-
Accrued expenses	800	-
Accounts payable	124,709	1,827
Franchise tax payable	149,838	1,993
Net cash provided by (used in) operating activities	(1,718,952)	897

Cash Flows from Investing Activities
Cash deposited in Trust Account	(272,542,620)	-
Net cash used in investing activities	(272,542,620)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	(97,250)	-
Proceeds from note payable to related party	30,000	-
Proceeds received from initial public offering	272,542,620	-
Proceeds received from private placement	8,550,850	-
Offering costs paid	(5,856,401)	-
Deferred offering costs paid	-	(13,000)
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Net cash provided by financing activities	275,169,819	12,000

Net change in cash	908,247	12,897

Cash - beginning of the period	7,000	-
Cash - end of the period	$915,247	$12,897

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$19,610
Offering costs included in accrued expenses	$70,000	$-
Offering costs paid by related party under promissory note	$67,250	$-
Deferred underwriting commissions in connection with the initial public offering	$9,538,992	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1-Description of Organization and Business Operations

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

All activity for the period from June 16, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering, Over-Allotment, and the Private Placement, $272.5million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially, $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $915,000 in its operating bank account and working capital of approximately $1.8 million (not taking into account approximately $152,000 in tax obligations that may be paid using investment income earned in the Trust Account).

The Company’s liquidity needs through September 30, 2021 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $97,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $3.1 million. The Company repaid the Note (as defined in Note 4) in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 22, 2021, as well as the audited balance sheet included in the Current Report on Form 8-K filed by the Company with the SEC on March 29, 2021 (the “IPO Balance Sheet”).

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.8 million in additional paid-in capital and an increase of approximately $18.3 million to accumulated deficit, as well as a reclassification of 2,415,727 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021 and June 30, 2021, is a reclassification of $23.8 million and $23.9 million, respectively, from accumulated deficit to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in unaudited condensed these financial statements is the determination of the fair value of the derivative warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Public Warrants and the Private Placement Warrants (each as defined below) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the initial Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is based on a Monte Carlo simulation model. The Company determined that the fair value of each Private Placement Warrant approximates each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 855,085 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 27,254,262 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet. There were no shares of Class A common stock issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering and the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 9,399,838 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$3,788,481	$918,309	$4,450,749	$1,501,225

Denominator:
Basic and diluted weighted average common stock outstanding	28,109,347	6,813,566	19,533,381	6,588,552

Basic and diluted net income (loss) per common stock	$0.13	$0.13	$0.23	$0.23

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3-Initial Public Offering

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

Note 4-Related Party Transactions

Founder Shares

In July 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In January 2021, the Sponsor forfeited 1,437,500 shares of Class B common stock for no consideration, resulting in an aggregate of 7,187,500 shares of Class B common stock outstanding. All share and per share amounts have been retroactively restated for the stock forfeiture. The initial stockholders agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares). On April 16, 2021, the underwriters notified the Company of their partial exercise of the over-allotment option, and on April 20, 2021, purchased an additional 2,254,262 additional Units; thus, 373,934 shares of Class B common stock were forfeited.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space and administrative and shared personnel support services. For the three and nine months ended September 30, 2021, the Company incurred expenses of $30,000 and $70,000 under this agreement, respectively. As of September 30, 2021, the Company had $70,000 outstanding for services in connection with such agreement on the accompanying condensed balance sheets. There was no outstanding balance as of December 31, 2020.

The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations.

Note 5-Commitments and Contingencies

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

Note 6-Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, there were 27,254,262 shares of Class A common stock subject to possible redemption.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$272,542,620
Less:
Fair value of Public Warrants at issuance	(13,431,090)
Offering costs allocated to Class A common stock subject to possible redemption	(14,797,431)
Plus:
Accretion on Class A common stock subject to possible redemption amount	28,228,521
Class A common stock subject to possible redemption	$272,542,620

Note 7-Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2021 and December 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 28,109,347 shares of Class A common stock outstanding, of which 27,254,262 shares subject to possible redemption have been classified as temporary equity (see Note 6).There were no shares of Class A common stock issued and outstanding as of December 31, 2020.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 6,813,566 and 7,187,500 shares of Class B common stock issued and outstanding, respectively.

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

Note 8-Warrants

As of September 30, 2021, the Company had 9,084,753 Public Warrants and 315,085 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$272,568,451	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$6,129,310	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$213,740

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	Initial Fair Value	Over-allotment	April 20, 2021	June 30, 2021	September 30, 2021
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50
Stock price	$9.50	$9.54	$9.54	$9.65	$9.69
Volatility	22.9%	19.0%	19.0%	15.9%	11.4%
Term	6.5	6.4	6.4	6.2	6.0
Risk-free rate	1.18%	1.12%	1.12%	1.07%	1.14%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	12,843,270
Change in fair value of derivative warrant liabilities	(435,570)
Derivative warrant liabilities at March 31, 2021	$12,407,700
Issuance of Public and Private Warrants - over-allotment	1,077,540
Transfer of Public Warrants to Level 1	(13,014,420)
Change in fair value of derivative warrant liabilities	(57,960)
Derivative warrant liabilities at June 30, 2021	$412,860
Change in fair value of derivative warrant liabilities	(199,120)
Derivative warrant liabilities at September 30, 2021	$213,740

Note 10-Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended(the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Simultaneously with the closing of the Initial Public Offering the Company consummated the private placement (“Private Placement”) of 810,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), at a price of $10.00 per Private Placement Unit with the Sponsor, generating gross proceeds of $8.1 million (see Note 4 to the accompanying unaudited interim condensed financial statements). Simultaneously with the closing of the Over-Allotment on April 20, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 45,085 Private Placement Units at $10.00 per additional Private Placement Unit (the “Additional Private Placement Units”), generating additional gross proceeds of approximately $451,000.

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $915,000 in our operating bank account and working capital of approximately $1.8 million (not taking into account approximately $152,000 of taxes that may be paid using interest income from the Trust Account).

Our liquidity needs prior to the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $97,000 from the Sponsor under a promissory note, and subsequent to the Initial Public Offering, the proceeds from the consummation of the Private Placement not held in the Trust Account of $3.1 million. We repaid the promissory Note in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of approximately $4.7 million, which consisted of approximately $30,000 in income from investments held in Trust Account, and approximately $5.0 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $230,000 in general and administrative expense, $30,000 in general and administrative expenses - related party, and approximately $50,000 in franchise tax expense..

For the nine months ended September 30, 2021, we had net income of approximately $6.0 million, which consisted of approximately $26,000 in income from investments held in Trust Account and approximately $7.6 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $664,000 in general and administrative expense, $70,000 in general and administrative expenses - related party, approximately $150,000 in franchise tax expense, and approximately $768,000 in offering costs associated with derivative warrant liabilities..

For period from June 16, 2020 (inception) through September 30, 2020, we had a net loss of approximately $3,000, which consisted of approximately $2,000 in general and administrative expense and approximately $1,000 in franchise tax expense.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space and administrative and shared personnel support services. For the three and nine months ended September 30, 2021, the Company incurred expenses of $30,000 and $70,000 under this agreement, respectively. As of September 30, 2021, the Company had $70,000 outstanding for services in connection with such agreement on the accompanying condensed balance sheets. There was no outstanding balance as of December 31, 2020.

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

The 9,084,753 Public Warrants and the 315,085 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, we issued 855,085 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 27,254,262 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet. There were no shares of Class A common stock issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering and the over-allotment option, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 9,399,838 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updated, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and stockholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.

During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities and equity treatment of Class A common stock as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Form of Amended and Restated Bylaws(2)
31.1*	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chairman and Co-Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 24, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 17, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2021	GLENFARNE MERGER CORP.

	By:	/s/ Brendan Duval
	Name:	Brendan Duval
	Title:	Chief Executive Officer