Form 10-Q/A
period 2021-09-30
Glenfarne Merger Corp.
filed 2022-02-07
CIK 1818880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of February 7, 2022, 28,109,347 shares of Class A common stock, par value $0.0001 per share, and 6,813,566 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Glenfarne Merger Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Glenfarne Merger Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

On November 15, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 23, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by revising all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on January 14, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) audited balance sheet as of March 23, 2021 (the “Closing Balance Sheet”), filed with the Securities and Exchange Commission (the “SEC”) as an exhibit to its current report on Form 8-K filed on March 29, 2021 (the “Original 8-K”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 1, 2021; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021; and (iv) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A, and restate the Closing Balance Sheet in an appropriate form.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

GLENFARNE MERGER CORP.
Form 10-Q/A
For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GLENFARNE MERGER CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$915,247	$7,000
Prepaid expenses	1,110,502	-
Total current assets	2,025,749	7,000
Investments held in Trust Account	272,568,451	-
Deferred offering costs	-	282,610
Total Assets	$274,594,200	$289,610

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$146,146	$21,437
Accrued expenses	70,800	250,000
Franchise tax payable	151,831	1,993
Total current liabilities	368,777	273,430
Deferred underwriting commissions in connection with the initial public offering	9,538,992	-
Derivative warrant liabilities	6,343,050	-
Total liabilities	16,250,819	273,430

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 27,254,262 and 0 shares, issued and outstanding, at redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	272,542,620	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 855,085 and -0- shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	86	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,813,566 and 7,187,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	682	719
Additional paid-in capital	-	24,281
Accumulated deficit	(14,200,007)	(8,820)
Total stockholders’ equity (deficit)	(14,199,239)	16,180
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$274,594,200	$289,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	The Period from June 16, 2020 (Inception) through September 30, 2020
	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses	$229,544	$663,960	$1,827
General and administrative expenses - related party	30,000	70,000	-
Franchise tax expenses	49,862	149,837	1,095
Loss from operations	(309,406)	(883,797)	(2,923)
Other income (expense)
Change in fair value of derivative warrant liabilities	4,986,610	7,577,760	-
Offering costs associated with derivative warrant liabilities	-	(767,820)	-
Income from investments held in Trust Account	29,586	25,831	-
Income before income taxes	4,706,790	5,951,974	(2,923)
Net income (loss)	$4,706,790	$5,951,974	$(2,923)

Weighted average shares outstanding of Class A common stock	28,109,347	19,533,381	-
Basic and diluted net income per share, Class A common stock	$0.13	$0.23	$-
Weighted average shares outstanding of Class B common stock	6,813,566	6,588,552	6,250,000
Basic and diluted net income per share, Class B common stock	$0.13	$0.23	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (Unaudited)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(8,820)	$16,180
Sale of Private Placement Units, less fair value of derivative warrant liabilities	810,000	81	-	-	7,673,319	-	7,673,400
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(7,697,600)	(18,332,451)	(26,030,051)
Net loss	-	-	-	-	-	(439,123)	(439,123)
Balance - March 31, 2021 (unaudited) (as restated, see Note 2)	810,000	81	7,187,500	719	-	(18,780,394)	(18,779,594)
Sale of Private Placement Units, less fair value of derivative warrant liabilities (over-allotment)	45,085	5	-	-	387,725	-	387,730
Forfeiture of Class B common stock	-	-	(373,934)	(37)	37	-	-
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(387,762)	(1,810,710)	(2,198,472)
Net income	-	-	-	-	-	1,684,307	1,684,307
Balance - June 30, 2021 (unaudited) (as restated, see Note 2)	855,085	86	6,813,566	682	-	(18,906,797)	(18,906,029)
Net income	-	-	-	-	-	4,706,790	4,706,790
Balance - September 30, 2021 (unaudited)	855,085	$86	6,813,566	$682	$-	$(14,200,007)	$(14,199,239)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - June 16, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	7,187,500	719	24,281	-	25,000
Net loss	-	-	-	-	-	(2,923)	(8,820)
Balance - September 30, 2020	-	$-	7,187,500	$719	$24,281	$(2,923)	$16,180

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies (as restated)

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

Restatement of Previously Reported Financial Statements

Subsequent to the filing of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021 the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and ordinary shares.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon. There has been no change in the Company’s total assets, liabilities or operating results.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the carrying value of the redeemable Class A common stock at March 31, 2021 resulted in a reclassification of approximately 2.4 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$254,094,165	$-	$254,094,165
Total liabilities	$22,873,759	$-	$22,873,759
Class A common stock subject to possible redemption	226,220,400	23,779,600	250,000,000
Preferred stock	-	-	-
Class A common stock	319	(238)	81
Class B common stock	719	-	719
Additional paid-in capital	5,446,911	(5,446,911)	-
Accumulated deficit	(447,943)	(18,332,451)	(18,780,394)
Total stockholders’ equity (deficit)	$5,000,006	$(23,779,600)	$(18,779,594)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$254,094,165	$-	$254,094,165

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$225,842,730	$(225,842,730)	$-
Change in value of Class A common stock subject to possible redemption	$377,670	$(377,670)	$-

The change in the carrying value of the redeemable Class A common stock at June 30, 2021 resulted in a reclassification of approximately 2.4 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$274,800,025	$-	$274,800,025
Total liabilities	$21,163,434	$-	$21,163,434
Class A common stock subject to possible redemption	248,636,590	23,906,030	272,542,620
Preferred stock	-	-	-
Class A common stock	325	(239)	86
Class B common stock	682	-	682
Additional paid-in capital	3,762,630	(3,762,630)	-
Retained earnings (accumulated deficit)	1,236,364	(20,143,161)	(18,906,797)
Total stockholders’ equity (deficit)	$5,000,001	$(23,906,030)	$(18,906,029)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$274,800,025	$-	$274,800,025

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$225,842,730	$(225,842,730)	$-
Change in value of Class A common stock subject to possible redemption	$22,793,860	$(22,793,860)	$-

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Adjusted
For the three months ended March 31, 2021
Net loss	$(439,123)	$-	$(439,123)
Weighted average shares outstanding - Class A common stock	25,000,000	(22,419,000)	2,581,000
Basic and diluted loss per share - Class A common stock	$0.00	$(0.05)	$(0.05)
Weighted average shares outstanding - Class B common stock	7,060,000	(810,000)	6,250,000
Basic and diluted loss per share - Class B common stock	$(0.06)	$0.01	$(0.05)
For the three months ended June 30, 2021
Net income	$1,684,307	$-	$1,684,307
Weighted average shares outstanding - Class A common stock	26,783,592	845,672	27,629,264
Basic and diluted income per share - Class A common stock	$0.00	$0.05	$0.05
Weighted average shares outstanding - Class B common stock	7,541,570	(845,672)	6,695,898
Basic and diluted income per share - Class B common stock	$0.22	$(0.17)	$0.05
For the six months ended June 30, 2021
Net income	$1,245,184	$-	$1,245,184
Weighted average shares outstanding - Class A common stock	26,623,069	(11,448,743)	15,174,326
Basic and diluted income per share - Class A common stock	$0.00	$0.06	$0.06
Weighted average shares outstanding - Class B common stock	6,939,629	(465,448)	6,474,181
Basic and diluted income per share - Class B common stock	$0.18	$(0.12)	$0.06

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date through the date condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended(the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of Class A common stock and warrants, and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants issued by the Company, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Dated: February 7, 2022	GLENFARNE MERGER CORP.

	By:	/s/ Brendan Duval
	Name:	Brendan Duval
	Title:	Chief Executive Officer