Form 10-Q
period 2022-03-31
Glenfarne Merger Corp.
filed 2022-05-13
CIK 1818880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, 28,109,347 shares of Class A common stock, par value $0.0001 per share, and 6,813,566 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

GLENFARNE MERGER CORP.
Form 10-Q
For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GLENFARNE MERGER CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$537,199	$820,998
Prepaid expenses	727,182	917,349
Total current assets	1,264,381	1,738,347
Investments held in Trust Account	272,598,036	272,595,711
Total Assets	$273,862,417	$274,334,058

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$199,847	$132,266
Accrued expenses	112,457	70,800
Franchise tax payable	50,000	201,694
Total current liabilities	362,304	404,760
Deferred underwriting commissions in connection with the initial public offering	9,538,992	9,538,992
Derivative warrant liabilities	2,938,200	5,780,310
Total liabilities	12,839,496	15,724,062

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 27,254,262 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	272,542,620	272,542,620

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 855,085 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (excluding 27,254,262 shares subject to possible redemption)	86	86
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,813,566 shares issued and outstanding as of March 31, 2022 and December 31, 2021	682	682
Additional paid-in capital	-	-
Accumulated deficit	(11,520,467)	(13,933,392)
Total stockholders’ deficit	(11,519,699)	(13,932,624)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$273,862,417	$274,334,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2022	2021

General and administrative expenses	$375,346	$102,003
General and administrative expenses - related party	30,000	10,000
Franchise tax expenses	26,164	50,660
Loss from operations	(431,510)	(162,663)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,842,110	435,570
Offering costs associated with derivative warrant liabilities	-	(712,030)
Income from investments held in Trust Account	2,325	-
Income before income taxes	2,412,925	(439,123)
Net income (loss)	$2,412,925	$(439,123)

Weighted average shares outstanding of Class A common stock	28,109,347	2,581,000
Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.05)
Weighted average shares outstanding of Class B common stock	6,813,566	6,250,000
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	855,085	$86	6,813,566	$682	$-	$(13,933,392)	$(13,932,624)
Net income	-	-	-	-	-	2,412,925	2,412,925
Balance - March 31, 2022	855,085	$86	6,813,566	$682	$-	$(11,520,467)	$(11,519,699)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(8,820)	$16,180
Sale of Private Placement Units, less fair value of derivative warrant liabilities	810,000	81	-	-	7,673,319	-	7,673,400
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(7,697,600)	(18,332,451)	(26,030,051)
Net loss	-	-	-	-	-	(439,123)	(439,123)
Balance - March 31, 2021	810,000	$81	7,187,500	$719	$-	$(18,780,394)	$(18,779,594)

(1)	This number includes up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 16, 2021, the underwriters partially exercised the over-allotment option, to purchase an additional 2,254,262 additional Units. Subsequently, 373,934 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,412,925	$(439,123)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,842,110)	(435,570)
Offering costs associated with derivative warrant liabilities	-	712,030
Income from investments held in Trust Account	(2,325)	-
Changes in operating assets and liabilities:
Prepaid expenses	190,167	(1,505,698)
Accrued expenses	41,657	6,717
Accounts payable	67,581	1,565,253
Franchise tax payable	(151,694)	50,659
Net cash used in operating activities	(283,799)	(45,732)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(250,000,000)
Net cash used in investing activities	-	(250,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(97,250)
Proceeds from note payable to related party	-	30,000
Proceeds received from initial public offering	-	250,000,000
Proceeds received from private placement	-	8,100,000
Offering costs paid	-	(5,405,551)
Net cash provided by financing activities	-	252,627,199

Net change in cash	(283,799)	2,581,467

Cash - beginning of the period	820,998	7,000
Cash - end of the period	$537,199	$2,588,467

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions in connection with the initial public offering	$-	$8,750,000

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

All activity for the period from June 16, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $537,000 in its operating bank account and working capital of approximately $952,000 (excluding franchise taxes of approximately $50,000).

The Company’s liquidity needs through March 31, 2022 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $97,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $3.1 million. The Company repaid the Note (as defined in Note 4) in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 23, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these condensed financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the derivative warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the balance sheets, except for the derivative assets and liabilities.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Public Warrants and the Private Placement Warrants (each as defined below) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the initial Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants as of March 31, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 is based on a Monte Carlo simulation model. The Company determined that the fair value of each Private Placement Warrant approximates each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 855,085 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s balance sheet. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,254,262 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering and the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. This presentation assumes a business combination as the most likely outcome. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 9,399,838 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B (1)
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$1,942,156	$470,769	$(128,341)	$(310,782)

Denominator:
Basic and diluted weighted average common stock outstanding	28,109,347	6,813,566	2,581,000	6,250,000

Basic and diluted net income (loss) per common stock	$0.07	$0.07	$(0.05)	$(0.05)

(1)	This number excludes up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 16, 2021, the underwriters partially exercised the over-allotment option, to purchase an additional 2,254,262 additional Units. Subsequently, 373,934 shares of Class B common stock were forfeited.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space and administrative and shared personnel support services. For the three months ended March 31, 2022 and 2021, the Company incurred expenses of $30,000 and $10,000 under this agreement, respectively. As of March 31, 2022 and December 31, 2021, the Company had $130,000 and $100,000 outstanding for services in connection with such agreement on the accompanying balance sheets, respectively.

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

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$272,542,620
Less:
Fair value of Public Warrants at issuance	(13,431,090)
Offering costs allocated to Class A common stock subject to possible redemption	(14,797,433)
Plus:
Accretion on Class A common stock subject to possible redemption amount	28,228,523
Class A common stock subject to possible redemption	$272,542,620

Note 7-Stockholders’ Equity

Preferred Stock - The Company authorized 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock - The Company authorized 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 28,109,347 shares of Class A common stock outstanding, of which 27,254,262 shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company authorized 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,813,566 shares of Class B common stock issued and outstanding.

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

Note 8-Warrants

As of March 31, 2022 and December 31, 2021, the Company had 9,084,753 Public Warrants and 315,085 Private Placement Warrants outstanding.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market securities	$272,598,036	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$2,838,880	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$99,320

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$272,595,711	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$5,586,800	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$193,510

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

The initial fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants are measured at fair value using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units in May 2021, the Public Warrants’ listed price in an active market was used as the fair value. The March 31, 2022 fair value of Private Placement Warrants are measured using a Monte Carlo simulation model.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	Initial Fair Value	Over-allotment	December 31, 2021	March 31, 2022
Exercise price	$11.50	$11.50	$11.50	$11.50
Stock price	$9.50	$9.54	$9.85	$9.76
Volatility	22.9%	19.0%	9.9%	5.0%
Term	6.5	6.4	5.7	5.48
Risk-free rate	1.18%	1.12%	1.32%	2.39%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 and 2021 are summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	12,843,270
Change in fair value of derivative warrant liabilities	(435,570)
Derivative warrant liabilities at March 31, 2021	$12,407,700

Derivative warrant liabilities at December 31, 2021	$193,510
Change in fair value of derivative warrant liabilities	(94,190)
Derivative warrant liabilities at March 31, 2022	$99,320

Note 10-Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our sponsor is Glenfarne Sponsor, LLC, a Delaware corporation (the “Sponsor”). The registration statement for our initial public offering (“Initial Public Offering) was declared effective on March 18, 2021. On March 23, 2021, we consummated our Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.3 million, of which approximately $8.8 million was for deferred underwriting commissions (see Note 5 to the accompanying condensed financial statements). On April 16, 2021, the underwriters notified the Company of their partial exercise of the over-allotment option and, on April 20, 2021, purchased 2,254,262 additional Units, generating gross proceeds of approximately $22.5 million (the “Over-Allotment”).

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $537,000 in our operating bank account and working capital of approximately $1.0 million (excluding franchise taxes of approximately $50,000).

Our liquidity needs prior to the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $97,000 from the Sponsor under a promissory note, and subsequent to the Initial Public Offering, the proceeds from the consummation of the Private Placement not held in the Trust Account of $3.1 million. We repaid the promissory Note in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31 2022, we had net income of approximately $2.4 million, which consisted of approximately $2,000 in income from investments held in Trust Account and approximately $2.8 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $375,000 in general and administrative expense, $30,000 in general and administrative expenses - related party, and approximately $26,000 in franchise tax expense.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space and administrative and shared personnel support services. For the three months ended March 31, 2022 and 2021, the Company incurred expenses of $30,000 and $10,000 under this agreement, respectively. As of March 31, 2022 and December 31, 2021, the Company had $130,000 and $100,000 outstanding for services in connection with such agreement on the accompanying balance sheets.

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

The 9,084,753 Public Warrants and the 315,085 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo model in a risk-neutral framework. The fair value of the Public Warrants as of March 31, 2022 is based on observable listed prices for such warrants. The Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, we issued 855,085 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s balance sheet. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,254,262 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 9,399,838 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updated, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of Class A common stock and warrants, and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the following amended and restated or additional risk factors:

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Form of Amended and Restated Bylaws(2)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 24, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 17, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	GLENFARNE MERGER CORP.

	By:	/s/ Brendan Duval
	Name:	Brendan Duval
	Title:	Chief Executive Officer