Form 10-Q
period 2022-06-30
Glenfarne Merger Corp.
filed 2022-08-11
CIK 1818880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 28,109,347 shares of Class A common stock, par value $0.0001 per share, and 6,813,566 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

GLENFARNE MERGER CORP.
Form 10-Q
For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GLENFARNE MERGER CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$233,570	$820,998
Prepaid expenses	545,348	917,349
Current deferred tax asset	8,507	-
Total current assets	787,425	1,738,347
Investments held in Trust Account	272,801,168	272,595,711
Total Assets	$273,588,593	$274,334,058

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$191,091	$132,266
Accrued expenses	50,000	70,800
Franchise tax payable	20,000	201,694
Total current liabilities	261,091	404,760
Deferred underwriting commissions in connection with the initial public offering	9,538,992	9,538,992
Derivative warrant liabilities	1,697,090	5,780,310
Total liabilities	11,497,173	15,724,062

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 27,254,262 shares at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	272,542,620	272,542,620

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 855,085 shares issued and outstanding as of June 30, 2022 and December 31, 2021 (excluding 27,254,262 shares subject to possible redemption)	86	86
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,813,566 shares issued and outstanding as of June 30, 2022 and December 31, 2021	682	682
Additional paid-in capital	-	-
Accumulated deficit	(10,451,968)	(13,933,392)
Total stockholders’ deficit	(10,451,200)	(13,932,624)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$273,588,593	$274,334,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$281,058	$332,413	$656,404	$434,416
General and administrative expenses - related party	30,000	30,000	60,000	40,000
Franchise tax expenses	73,191	49,315	99,355	99,975
Loss from operations	(384,249)	(411,728)	(815,759)	(574,391)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,241,110	2,155,580	4,083,220	2,591,150
Offering costs associated with derivative warrant liabilities	-	(55,790)	-	(767,820)
Income (loss) from investments held in Trust Account	203,131	(3,755)	205,456	(3,755)
Income before income taxes	1,059,992	1,684,307	3,472,917	1,245,184
Income tax benefit	8,507	-	8,507	-
Net income	$1,068,499	$1,684,307	$3,481,424	$1,245,184

Weighted average shares outstanding of Class A common stock	28,109,347	27,629,264	28,109,347	15,174,326
Basic and diluted net income per share, Class A common stock	$0.03	$0.05	$0.10	$0.06
Weighted average shares outstanding of Class B common stock, basic	6,813,566	6,695,898	6,813,566	6,474,181
Basic net income per share, Class B common stock	$0.03	$0.05	$0.10	$0.06
Weighted average shares outstanding of Class B common stock, diluted	6,813,566	6,813,566	6,813,566	6,813,566
Diluted net income per share, Class B common stock	$0.03	$0.05	$0.10	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	855,085	$86	6,813,566	$682	$-	$(13,933,392)	$(13,932,624)
Net income	-	-	-	-	-	2,412,925	2,412,925
Balance - March 31, 2022 (unaudited)	855,085	86	6,813,566	682	-	(11,520,467)	(11,519,699)
Net income	-	-	-	-	-	1,068,499	1,068,499
Balance - June 30, 2022 (unaudited)	855,085	$86	6,813,566	$682	$-	$(10,451,968)	$(10,451,200)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(8,820)	$16,180
Sale of Private Placement Units, less fair value of derivative warrant liabilities	810,000	81	-	-	7,673,319	-	7,673,400
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(7,697,600)	(18,332,451)	(26,030,051)
Net loss	-	-	-	-	-	(439,123)	(439,123)
Balance - March 31, 2021 (unaudited)	810,000	81	7,187,500	719	-	(18,780,394)	(18,779,594)
Sale of Private Placement Units, less fair value of derivative warrant liabilities (over-allotment)	45,085	5	-	-	387,725	-	387,730
Forfeiture of Class B common stock	-	-	(373,934)	(37)	37	-	-
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(387,762)	(1,810,710)	(2,198,472)
Net income	-	-	-	-	-	1,684,307	1,684,307
Balance - June 30, 2021 (unaudited)	855,085	$86	6,813,566	$682	$-	$(18,906,797)	$(18,906,029)

(1)	This number includes up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April 16, 2021, the underwriters partially exercised the over-allotment option, to purchase an additional 2,254,262 additional Units. Subsequently, 373,934 shares of Class B common stock were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,481,424	$1,245,184
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,083,220)	(2,591,150)
Offering costs associated with derivative warrant liabilities	-	767,820
Income from investments held in Trust Account	(205,456)	3,755
Changes in operating assets and liabilities:
Prepaid expenses	372,000	(1,306,774)
Accrued expenses	(20,800)	40,467
Accounts payable	58,825	60,910
Current deferred tax asset	(8,507)	-
Franchise tax payable	(181,694)	99,975
Net cash used in operating activities	(587,428)	(1,679,813)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(272,542,620)
Net cash used in investing activities	-	(272,542,620)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(97,250)
Proceeds from note payable to related party	-	30,000
Proceeds received from initial public offering	-	272,542,620
Proceeds received from private placement	-	8,550,850
Offering costs paid	-	(5,856,401)
Net cash provided by financing activities	-	275,169,819

Net change in cash	(587,428)	947,386

Cash - beginning of the period	820,998	7,000
Cash - end of the period	$233,570	$954,386

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$67,250
Reversal of accrued expenses	$-	$250,000
Deferred underwriting commissions in connection with the initial public offering	$-	$9,538,992

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

All activity for the period from June 16, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $234,000 in its operating bank account and working capital of approximately $546,000 (excluding franchise taxes of approximately $20,000).

The Company’s liquidity needs through June 30, 2022 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $97,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $3.1 million. The Company repaid the Note (as defined in Note 4) in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K by the Company with the SEC on (date).

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Public Warrants and the Private Placement Warrants (each as defined below) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the initial Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants as of June 30, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2022 is based on a Monte Carlo simulation model. The Company determined that the fair value of each Private Placement Warrant approximates each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 855,085 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s balance sheet. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,254,262 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 9,399,838 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock:

	For The Three Months Ended June 30, 2022		For The Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$860,032	$208,467	$1,355,745	$328,562
Allocation of net income, diluted	860,032	208,467	1,351,113	333,194
Denominator:
Basic weighted average common stock outstanding	28,109,347	6,813,566	27,629,264	6,695,898
Diluted weighted average common stock outstanding	28,109,347	6,813,566	27,629,264	6,813,566
Basic net income per common stock	$0.03	$0.03	$0.05	$0.05
Diluted net income per common stock	$0.03	$0.03	$0.05	$0.05

	For The Six Months Ended June 30, 2022		For The Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$2,802,187	$679,236	$872,801	$372,383
Allocation of net income, diluted	2,802,187	679,236	859,329	385,855
Denominator:
Basic weighted average common stock outstanding	28,109,347	6,813,566	15,174,326	6,474,181
Diluted weighted average common stock outstanding	28,109,347	6,813,566	15,174,326	6,813,566
Basic net income per common stock	$0.10	$0.10	$0.06	$0.06
Diluted net income per common stock	$0.10	$0.10	$0.06	$0.06

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space and administrative and shared personnel support services. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $60,000 and $40,000 under this agreement, respectively. As of June 30, 2022 and December 31, 2021, the Company had $160,000 and $100,000 outstanding for services in connection with such agreement on the accompanying balance sheets, respectively.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7-Stockholders’ Deficit

Preferred Stock - The Company authorized 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company authorized 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 28,109,347 shares of Class A common stock outstanding, of which 27,254,262 shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company authorized 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 6,813,566 shares of Class B common stock issued and outstanding.

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

Note 8-Warrants

As of June 30, 2022 and December 31, 2021, the Company had 9,084,753 Public Warrants and 315,085 Private Placement Warrants outstanding.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market securities	$272,801,168	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$1,640,530	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$56,560

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$272,595,711	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$5,586,800	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$193,510

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022.

The initial fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants are measured at fair value using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units in May 2021, the Public Warrants’ listed price in an active market was used as the fair value. The June 30, 2022 fair value of Private Placement Warrants are measured using a Monte Carlo simulation model.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	Initial Fair Value	Over-allotment	December 31, 2021	June 30, 2022
Exercise price	$11.50	$11.50	$11.50	$11.50
Stock price	$9.50	$9.54	$9.85	$9.74
Volatility	22.9%	19.0%	9.9%	2.6%
Term	6.5	6.4	5.7	5.24
Risk-free rate	1.18%	1.12%	1.32%	2.97%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

Derivative warrant liabilities at December 31, 2021	$193,510
Change in fair value of derivative warrant liabilities	(94,190)
Derivative warrant liabilities at March 31, 2022	99,320
Change in fair value of derivative warrant liabilities	(42,760)
Derivative warrant liabilities at June 30, 2022	$56,560

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	12,843,270
Change in fair value of derivative warrant liabilities	(435,570)
Derivative warrant liabilities at March 31, 2021	$12,407,700
Issuance of Public and Private Warrants - over-allotment	1,077,540
Transfer of Public Warrants to Level 1	(13,014,420)
Transfer of Private Warrants to Level 2	(470,820)
Change in fair value of derivative warrant liabilities	-
Derivative warrant liabilities at June 30, 2021	$-

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $234,000 in our operating bank account and working capital of approximately $546,000 (excluding franchise taxes of approximately $20,000).

Our liquidity needs prior to the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $97,000 from the Sponsor under a promissory note, and subsequent to the Initial Public Offering, the proceeds from the consummation of the Private Placement not held in the Trust Account of $3.1 million. We repaid the promissory Note in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30 2022, we had net income of approximately $1.1 million, which consisted of approximately $203,000 in income from investments held in Trust Account and approximately $1.2 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $281,000 in general and administrative expense, approximately $30,000 in general and administrative expenses - related party, and approximately $73,000 in franchise tax expense.

For the three months ended June 30, 2021, we had net income of approximately $1.7 million, which consisted of approximately $332,000 in general and administrative expense, $30,000 in general and administrative expenses - related party, approximately $49,000 in franchise tax expense, approximately $56,000 in offering costs associated with derivative warrant liabilities, and approximately $4,000 in losses from investments held in Trust Account, offset by an approximately $2.2 million non-operating gain resulting from the change in fair value of derivative warrant liabilities.

For the six months ended June 30 2022, we had net income of approximately $3.5 million, which consisted of approximately $205,000 in income from investments held in Trust Account and approximately $4.1 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $9,000 in income tax benefit, offset by approximately $656,000 in general and administrative expense, $60,000 in general and administrative expenses - related party, and approximately $99,000 in franchise tax expense.

For the six months ended June 30, 2021, we had net income of approximately $1.2 million, which consisted of approximately $434,000 in general and administrative expense, $40,000 in general and administrative expenses - related party, approximately $100,000 in franchise tax expense, approximately $768,000 in offering costs associated with derivative warrant liabilities, and approximately $4,000 in losses from investments held in Trust Account, offset by an approximately $2.6 million non-operating gain resulting from the change in fair value of derivative warrant liabilities.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space and administrative and shared personnel support services. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $60,000 and $40,000 under this agreement, respectively. As of June 30, 2022 and December 31, 2021, the Company had $160,000 and $100,000 outstanding for services in connection with such agreement on the accompanying balance sheets, respectively.

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

The 9,084,753 Public Warrants and the 315,085 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo model in a risk-neutral framework. The fair value of the Public Warrants as of June 30, 2022 is based on observable listed prices for such warrants. The Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, we issued 855,085 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s balance sheet. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,254,262 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 9,399,838 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updated, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022 (the “Annual Report”), and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 13, 2022 (the “2022 Q1 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the 2022 Q1 Report.

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

On March 23, 2021, we consummated the Initial Public Offering of 25,000,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $250,000,000. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the consummation of our initial Business Combination or March 23, 2022 and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation. On April 16, 2021, the underwriters notified the Company of their partial exercise of the over-allotment option and, on April 20, 2021, purchased 2,254,262 additional Units, generating gross proceeds of approximately $22.5 million.

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

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

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

Dated: August 11, 2022	GLENFARNE MERGER CORP.

	By:	/s/ Brendan Duval
	Name:	Brendan Duval
	Title:	Chief Executive Officer