Form 10-Q
period 2022-09-30
Glenfarne Merger Corp.
filed 2022-11-14
CIK 1818880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 28,109,347 shares of Class A common stock, par value $0.0001 per share, and 6,813,566 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

GLENFARNE MERGER CORP.
Form 10-Q
For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENFARNE MERGER CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$142,256	$820,998
Prepaid expenses	354,348	917,349
Total current assets	496,604	1,738,347
Investments held in Trust Account	273,715,820	272,595,711
Total Assets	$274,212,424	$274,334,058

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$222,606	$132,266
Accrued expenses	59,000	70,800
Income tax payable	158,070	-
Franchise tax payable	30,000	201,694
Total current liabilities	469,676	404,760
Deferred underwriting commissions in connection with the initial public offering	9,538,992	9,538,992
Derivative warrant liabilities	658,090	5,780,310
Total liabilities	10,666,758	15,724,062

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 27,254,262 shares at redemption value of approximately $10.02 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	273,106,702	272,542,620

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 855,085 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (excluding 27,254,262 shares subject to possible redemption)	86	86
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,813,566 shares issued and outstanding as of September 30, 2022 and December 31, 2021	682	682
Additional paid-in capital	-	-
Accumulated deficit	(9,561,804)	(13,933,392)
Total stockholders’ deficit	(9,561,036)	(13,932,624)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$274,212,424	$274,334,058

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$237,829	$229,544	$894,233	$663,960
General and administrative expenses - related party	30,000	30,000	90,000	70,000
Franchise tax expenses	50,000	49,862	149,355	149,837
Loss from operations	(317,829)	(309,406)	(1,133,588)	(883,797)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,039,000	4,986,610	5,122,220	7,577,760
Offering costs associated with derivative warrant liabilities	-	-	-	(767,820)
Income (loss) from investments held in Trust Account	914,652	29,586	1,120,108	25,831
Income before income taxes	1,635,823	4,706,790	5,108,740	5,951,974
Income tax expense	(181,577)	-	(173,070)	-
Net income	$1,454,246	$4,706,790	$4,935,670	$5,951,974

Weighted average shares outstanding of Class A common stock, basic and diluted	28,109,347	28,109,347	28,109,347	19,533,381
Basic and diluted net income per share, Class A common stock	$0.04	$0.13	$0.14	$0.23
Weighted average shares outstanding of Class B common stock, basic	6,813,566	6,813,566	6,813,566	6,588,552
Basic net income per share, Class B common stock	$0.04	$0.13	$0.14	$0.23
Weighted average shares outstanding of Class B common stock, diluted	6,813,566	6,813,566	6,813,566	6,813,566
Diluted net income per share, Class B common stock	$0.04	$0.13	$0.14	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	855,085	$86	6,813,566	$682	$-	$(13,933,392)	$(13,932,624)
Net income	-	-	-	-	-	2,412,925	2,412,925
Balance - March 31, 2022	855,085	86	6,813,566	682	-	(11,520,467)	(11,519,699)
Net income	-	-	-	-	-	1,068,499	1,068,499
Balance - June 30, 2022	855,085	86	6,813,566	682	-	(10,451,968)	(10,451,200)
Increase in redemption value of Class A common stock subject to possible redemption	-	-	-	-	-	(564,082)	(564,082)
Net income	-	-	-	-	-	1,454,246	1,454,246
Balance - September 30, 2022	855,085	$86	6,813,566	$682	$-	$(9,561,804)	$(9,561,036)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,187,500	$719	$24,281	$(8,820)	$16,180
Sale of Private Placement Units, less fair value of derivative warrant liabilities	810,000	81	-	-	7,673,319	-	7,673,400
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(7,697,600)	(18,332,451)	(26,030,051)
Net loss	-	-	-	-	-	(439,123)	(439,123)
Balance - March 31, 2021	810,000	81	7,187,500	719	-	(18,780,394)	(18,779,594)
Sale of Private Placement Units, less fair value of derivative warrant liabilities (over-allotment)	45,085	5	-	-	387,725	-	387,730
Forfeiture of Class B common stock	-	-	(373,934)	(37)	37	-	-
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(387,762)	(1,810,710)	(2,198,472)
Net income	-	-	-	-	-	1,684,307	1,684,307
Balance - June 30, 2021	855,085	86	6,813,566	682	-	(18,906,797)	(18,906,029)
Net income	-	-	-	-	-	4,706,790	4,706,790
Balance - September 30, 2021	855,085	$86	6,813,566	$682	$-	$(14,200,007)	$(14,199,239)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GLENFARNE MERGER CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,935,670	$5,951,974
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,122,220)	(7,577,760)
Offering costs associated with derivative warrant liabilities	-	767,820
Income from investments held in Trust Account	(1,120,108)	(25,831)
Changes in operating assets and liabilities:
Prepaid expenses	563,001	(1,110,502)
Accrued expenses	(11,800)	800
Accounts payable	90,339	124,709
Income tax payable	158,070	-
Franchise tax payable	(171,694)	149,838
Net cash used in operating activities	(678,742)	(1,718,952)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(272,542,620)
Net cash used in investing activities	-	(272,542,620)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(97,250)
Proceeds from note payable to related party	-	30,000
Proceeds received from initial public offering	-	272,542,620
Proceeds received from private placement	-	8,550,850
Offering costs paid	-	(5,856,401)
Net cash provided by financing activities	-	275,169,819

Net change in cash	(678,742)	908,247

Cash - beginning of the period	820,998	7,000
Cash - end of the period	$142,256	$915,247

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$67,250
Deferred underwriting commissions in connection with the initial public offering	$-	$9,538,992

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

All activity for the period from June 16, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $142,000 in its operating bank account and working capital of approximately $215,000 (excluding taxes of approximately $188,000).

The Company’s liquidity needs through September 30, 2022 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $97,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $3.1 million. The Company repaid the Note (as defined in Note 4) in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K by the Company with the SEC on March 25, 2022.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Public Warrants and the Private Placement Warrants (each as defined below) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the initial Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants as of September 30, 2022 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 is based on a Monte Carlo simulation model. The Company determined that the fair value of each Private Placement Warrant approximates each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 855,085 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s balance sheet. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 27,254,262 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

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

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. This presentation assumes a business combination as the most likely outcome. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 9,399,838 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$1,170,518	$283,728	$3,788,481	$918,309
Allocation of net income, diluted	1,170,518	283,728	3,788,481	918,309
Denominator:
Basic weighted average common stock outstanding	28,109,347	6,813,566	28,109,347	6,813,566
Diluted weighted average common stock outstanding	28,109,347	6,813,566	28,109,347	6,813,566
Basic net income per common stock	$0.04	$0.04	$0.13	$0.13
Diluted net income per common stock	$0.04	$0.04	$0.13	$0.13

	For The Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$3,972,706	$962,964	$4,450,749	$1,501,225
Allocation of net income, diluted	3,972,706	962,964	4,412,738	1,539,236
Denominator:
Basic weighted average common stock outstanding	28,109,347	6,813,566	19,533,381	6,588,552
Diluted weighted average common stock outstanding	28,109,347	6,813,566	19,533,381	6,588,552
Basic net income per common stock	$0.14	$0.14	$0.23	$0.23
Diluted net income per common stock	$0.14	$0.14	$0.23	$0.23

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space and administrative and shared personnel support services. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of $90,000 and $70,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had $190,000 and $100,000 outstanding for services in connection with such agreement on the accompanying balance sheets, respectively.

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

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$272,542,620
Less:
Fair value of Public Warrants at issuance	(13,431,090)
Offering costs allocated to Class A common stock subject to possible redemption	(14,797,433)
Plus:
Accretion on Class A common stock subject to possible redemption amount	28,228,523
Class A common stock subject to possible redemption, December 31, 2021	272,542,620
Accretion on Class A common stock subject to possible redemption amount	564,082
Class A common stock subject to possible redemption, September 30, 2022	$273,106,702

Note 7-Stockholders’ Deficit

Preferred Stock - The Company authorized 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company authorized 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 28,109,347 shares of Class A common stock outstanding, of which 27,254,262 shares subject to possible redemption have been classified as temporary equity (see Note 6).

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company authorized 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,813,566 shares of Class B common stock issued and outstanding.

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

Note 8-Warrants

As of September 30, 2022 and December 31, 2021, the Company had 9,084,753 Public Warrants and 315,085 Private Placement Warrants outstanding.

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market securities	$273,715,820	$-		$-

Liabilities:
Derivative warrant liabilities - Public warrants	$635,930	$-		$-
Derivative warrant liabilities - Private placement warrants	$-	$22,160	$

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$272,595,711	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$5,586,800	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$193,510

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. The Private Placement Warrants were transferred to a Level 2 measurement during the three months ended September 30, 2022 due to low trading volume.

The initial fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants are measured at fair value using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units in May 2021, the Public Warrants’ listed price in an active market was used as the fair value. The September 30, 2022 fair value of Private Placement Warrants are measured using a Monte Carlo simulation model.

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

For the three and nine months ended September 30, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $1.0 million and $5.1 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

GLENFARNE MERGER CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $5.0 million and $7.6 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2021	September 30, 2022
Exercise price	$11.50	$11.50
Stock price	$9.85	$9.81
Volatility	9.9%	6.0%
Term	5.7	5.5
Risk-free rate	1.32%	3.96%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

Derivative warrant liabilities at December 31, 2021	$193,510
Change in fair value of derivative warrant liabilities	(94,190)
Derivative warrant liabilities at March 31, 2022	99,320
Change in fair value of derivative warrant liabilities	(42,760)
Derivative warrant liabilities at June 30, 2022	56,560
Change in fair value of derivative warrant liabilities	(34,400)

Transfer of Private Placement Warrants to Level 2	(22,160)
Derivative warrant liabilities at September 30, 2022	$-

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	12,843,270
Change in fair value of derivative warrant liabilities	(435,570)
Derivative warrant liabilities at March 31, 2021	12,407,700
Issuance of Public and Private Warrants - over-allotment	1,077,540
Transfer of Public Warrants to Level 1	(13,014,420)

Change in fair value of derivative warrant liabilities	(57,960)
Derivative warrant liabilities at June 30, 2021	412,860
Change in fair value of derivative warrant liabilities	(199,120)
Derivative warrant liabilities at September 30, 2021	$213,740

Note 10-Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company identified the following subsequent event:

On November 10, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting of stockholders that is anticipated to be held in December 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to unwind and redeem all of its outstanding public shares in advance of the mandatory liquidation date of March 23, 2023. If implemented, the Charter Amendment would also allow the Company to remove the Redemption Limitation (as defined in the amended and restated certificate of incorporation) to allow the Company to redeem public shares notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001, and to remove up to $100,000 of interest earned on the amount on deposit in the Trust Account prior to redeeming the public shares in connection with the special meeting in order to pay dissolution expenses. The Company will also seek stockholder approval to amend the Trust Agreement to change the date on which the trustee must commence liquidation of the Trust Account to the time and date immediately following the filing of the Charter Amendment with the Secretary of State of the State of Delaware.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $142,000 in our operating bank account and working capital of approximately $215,000 (excluding taxes of approximately $188,000).

Our liquidity needs prior to the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares, the loan of approximately $97,000 from the Sponsor under a promissory note, and subsequent to the Initial Public Offering, the proceeds from the consummation of the Private Placement not held in the Trust Account of $3.1 million. We repaid the promissory Note in full on March 26, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30 2022, we had net income of approximately $1.5 million, which consisted of approximately $915,000 in income from investments held in Trust Account and approximately $1.0 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $238,000 in general and administrative expense, approximately $30,000 in general and administrative expenses - related party, approximately $182,000 in income taxes, and approximately $50,000 in franchise tax expense.

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

For the nine months ended September 30 2022, we had net income of approximately $4.9 million, which consisted of approximately $1.1 million in income from investments held in Trust Account and approximately $5.1 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, offset by approximately $894,000 in general and administrative expense, approximately $90,000 in general and administrative expenses - related party, approximately $173,000 in income taxes, and approximately $149,000 in franchise tax expense.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space and administrative and shared personnel support services. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of $90,000 and $70,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had $190,000 and $100,000 outstanding for services in connection with such agreement on the accompanying balance sheets, respectively.

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

The 9,084,753 Public Warrants and the 315,085 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2022 is based on observable listed prices for such warrants. The Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, we issued 855,085 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s balance sheet. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 27,254,262 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Effective with the closing of the Initial Public Offering and the over-allotment option, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 9,399,838 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022 (the “Annual Report”), and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 13, 2022 (the “2022 Q1 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the 2022 Q1 Report, except for the below.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the Nasdaq Stock Market, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If a Business Combination is completed on or before December 31, 2022, we would not be subject to the excise tax as a result of stockholders exercising their redemption rights. Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

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

Dated: November 14, 2022	GLENFARNE MERGER CORP.

	By:	/s/ Brendan Duval
	Name:	Brendan Duval
	Title:	Chief Executive Officer